Form 10QSB
period 2001-09-30
NOTHING CORP
filed 2001-10-11
CIK 1103976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2001
Common Stock, par value $0.001                     6,662,300

                        ITEM 1.  FINANCIAL STATEMENTS

                                NOTHING CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2001


                                   ASSETS
                                             (Unaudited)
                                            September 30,    December 31,
                                                2001             2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                                0                0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,327
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                              0            1,327
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Common stock, par value $.001,
     25,000,000 shares authorized,
     6,662,300 and 5,000,000 shares issued
     and outstanding at September 30, 2001
     and December 31, 2000, respectively             6,662            5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,662)          (6,327)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                             0          (1,327)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                                NOTHING CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2001
                                 (Unaudited)


                                                                  April 1,
                      Three      Three       Nine       Nine        1999
                     Months      Months     Months     Months    (Inception)
                      Ended      Ended      Ended      Ended    to September
                    September  September  September  September    30, 2001
                    30, 2001    30, 2000   30, 2001   30, 2000
                    ---------  ---------  ---------  ---------   -----------
INCOME
 Revenue            $       0   $       0  $       0  $       0    $        0
                    ---------   ---------  ---------  ---------    ----------
EXPENSES
 General and
 Administrative            13       1,070        335      1,070         6,662
                    ---------   ---------  ---------  ---------    ----------
  Total Expenses           13       1,070        335      1,070         6,662
                    ---------   ---------  ---------  ---------    ----------
Net Loss            $    (13)   $ (1,070)  $   (335)  $ (1,070)    $  (6,662)
                    =========   =========  =========  =========    ==========
Net Profit
or Loss(-)
Per weighted
Share (Note #1)     $   (.00)   $   (.00)  $   (.00)  $   (.00)      $  (.00)
                    =========   =========  =========  =========    ==========
Weighted average
Number of common
shares outstanding  6,662,300   5,000,000  6,662,300  5,000,000     6,662,300
                    =========   =========  =========  =========    ==========

















  The accompanying notes are an integral part of these financial statements

                                NOTHING CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2001
                                 (Unaudited)

                                                                   April 1,
                        Three      Three      Nine       Nine        1999
                        Months     Months    Months     Months   (Inception)
                        Ended      Ended     Ended       Ended   to September
                      September  September September   September   30, 2001
                       30, 2001   30, 2000  30, 2001   30, 2000
                       --------  ---------  --------   --------- -----------
Cash Flows from
Operating Activities:
 Net Loss              $   (13)  $ (1,070)   $  (335)  $ (1,070) $   (6,662)
 Stock issued for
services                      0          0          0          0       5,000
 Stock issued to
convert debt to
equity                       13          0      1,662          0       1,662
 Changes in assets
and
 Liabilities
  Officers advances           0      1,070    (1,327)      1,070           0
                       --------  ---------   --------  --------- -----------
Net cash used in
operating activities          0          0          0          0           0

Cash Flows from
investing activities          0          0          0          0           0

Cash Flows from
Financing Activities:         0          0          0          0           0
                       --------  ---------   --------  --------- -----------
Net
increase(decrease)
in cash                       0          0          0          0           0

Cash, beginning of
Period                        0          0          0          0           0
                       --------  ---------   --------  --------- -----------
Cash, end of period    $      0  $       0   $      0  $       0 $         0
                       ========  =========   ========  ========= ===========

Supplemental
Disclosure
 Interest Paid         $      0  $       0   $      0  $       0 $         0
                       ========  =========   ========  ========= ===========
 Taxes Paid            $      0  $       0   $      0  $       0 $         0
                       ========  =========   ========  ========= ===========
Non-Cash Transactions
 Number of Shares
  issued for services         0  5,000,000          0  5,000,000   5,000,000
                       ========  =========   ========  ========= ===========




  The accompanying notes are an integral part of these financial statements

                                NOTHING CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

     On January 1, 2001 the Company issued an officer of the Company 1,627,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,627.

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06.

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24.

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

                                NOTHING CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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


                         NOTHING CORP.


                         By:  /s/Anthony N. DeMint
                              Anthony N. DeMint, President


Dated:    September 30, 2001

                                EXHIBIT TABLE

Exhibit                              Description
Number
(1)       N/A
(2)       N/A
(3)(i)*   Articles of Incorporation
          (a) Articles of Incorporation
          (b) Amended Articles of Incorporation
          Bylaws
          (a) Bylaws
(4)*      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation
          (b) Amended Articles of Incorporation
          (c) Bylaws
          (d) Stock Certificate Specimen
(5)       N/A
(8)       N/A
(9)       N/A
(10)      N/A
(11) Contained in the Notes to the Financial Statements (filed herewith)
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)      N/A
(24)      N/A
(25)      N/A
(26)      N/A
(99)      N/A
*Filed in Form 10SB